Form 10-Q
period 1997-09-30
BRIGHT HORIZONS HOLDINGS INC
filed 1997-12-03
CIK 1025702

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____

                        Commission File Number 000-23273
                                              ----------


                             BRIGHT HORIZONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                    04-3390321
             --------                                    ----------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                       One Kendall Square, Building 200
                        Cambridge, Massachusetts 02139
                   (Address of principal executive offices)

                                (617) 577-8020
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 5,511,743 shares of common stock, $.01 par value, at November 7, 1997.

                             BRIGHT HORIZONS, INC.
                                   FORM 10-Q
                                     INDEX
                                                                     Page
                                                                     Number
                                                                     ------
PART I.     FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

A. Consolidated Balance Sheet at
     September 30, 1997 (Unaudited) and June 30, 1997                   3

B. Consolidated Statement of Income
     Three months ended September 30, 1997 and
       September 30, 1996 (Unaudited)                                   5

C. Consolidated Statement of Cash Flows
     Three Months ended September 30, 1997 and
       September 30, 1996 (Unaudited)                                   6

D. Notes to Consolidated Financial Statements (Unaudited)               7

     ITEM 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      9

PART II.    OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                        13

     ITEM 2.  Changes in Securities                                    13

     ITEM 3.  Defaults Upon Senior Securities                          13

     ITEM 4.  Submission of Matters to a Vote
              of Security Holders                                      13

     ITEM 5.  Other information                                        13

     ITEM 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                             13

                             BRIGHT HORIZONS, INC.
                          CONSOLIDATED BALANCE SHEET

                                                                 SEPTEMBER 30,    JUNE 30,
ASSETS                                                               1997           1997
                                                                 -------------  -----------
                                                                  (UNAUDITED)
Current assets:
 Cash and cash equivalents                                       $ 4,547,007    $ 6,059,349
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $ 338,209 and $ 316,637 at September 30,
    1997 and June 30, 1997, respectively                           3,065,931      2,766,997
  Prepaid and other current assets                                 2,294,140      1,253,008
  Deferred income taxes                                            2,753,000      2,753,000
                                                                 -----------    -----------
     Total current assets                                         12,660,078     12,832,354
Fixed assets, net                                                 14,479,046     11,250,311
Deferred charges, net                                                353,924        315,227
Goodwill, net                                                      4,004,624      1,321,611
Other intangible assets, net                                       1,041,338      1,121,649
Other assets                                                         375,965        386,476
Deferred income taxes                                              1,454,000      1,291,000
                                                                 -----------    -----------
   Total assets                                                  $34,368,975    $28,518,628
                                                                 ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             BRIGHT HORIZONS, INC.
                    CONSOLIDATED BALANCE SHEET (continued)

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 SEPTEMBER 30,     JUNE 30,
                                                                      1997           1997
                                                                 -------------  -------------
                                                                  (UNAUDITED)
Current liabilities:
   Current portion of long-term debt and obligations
        under capital leases                                     $   876,546    $   834,481
   Accounts payable and accrued expenses                           9,901,572      7,282,694
   Income taxes payable                                              197,780         41,214
   Other current  liabilities                                        490,344        490,344
   Deferred revenue                                                4,940,348      4,096,336
                                                                 -----------    -----------
      Total current liabilities                                   16,406,590     12,745,069

Long-term debt and obligations under capital leases                3,861,758      3,440,132
Accrued rent                                                       1,549,457      1,540,886
Other long-term liabilities                                        1,095,392      1,005,880
Deferred revenue                                                   2,008,051      1,241,666
                                                                 -----------    -----------
                                                                  24,921,248     19,973,633
                                                                 -----------    -----------

 Mandatorily redeemable convertible preferred stock,
     $.01 par value; 1,860,330 shares authorized, issued
     and outstanding at September 30, 1997 and June 30,
     1997, respectively, at issuance cost plus accumulated
     dividends of 9,104,787 and $8,830,679, respectively          19,979,068     19,704,960
                                                                 -----------    -----------

Redeemable common stock, $.01 par value; 108,333 shares
     outstanding at September 30, 1997, at issuance cost
     plus accumulated accretion of $ 74,184                          642,934             --
                                                                 -----------    -----------
Stockholders' equity (deficit):
   Common stock, $.01 par value, 15,000,000
      shares authorized, 580,546 and 556,732
      shares issued and outstanding at September 30, 1997
      and June 30, 1997, respectively                                  5,805          5,567

   Additional paid-in capital                                         85,703         65,986
   Accumulated deficit                                          ( 11,265,783)  ( 11,231,518)
                                                                 -----------    -----------
              Total stockholders' equity (deficit)              ( 11,174,275)  ( 11,159,965)
                                                                 -----------    -----------

           Total liabilities and stockholders' equity
            (deficit)                                            $34,368,975    $28,518,628
                                                                 ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                             BRIGHT HORIZONS, INC.
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 --------------------------
                                                                    1997            1996
                                                                 -----------    -----------
Net revenues                                                     $24,168,057    $19,712,864
Cost of services                                                  20,818,731     17,215,042
                                                                 -----------    -----------

Gross profit                                                       3,349,326      2,497,822

Selling, general and administrative expenses                       2,666,927      2,048,372
Amortization of non-compete agreements                                70,001        140,001
                                                                 -----------    -----------

    Income from operations                                           612,398        309,449

Interest income                                                        8,442         29,804
Interest expense                                                    ( 86,813)      ( 98,280)
                                                                 -----------    -----------
    Income before income taxes                                       534,027        240,973
Income tax provision                                               ( 220,000)      ( 98,558)
                                                                 -----------    -----------

    Net income before preferred stock
       dividends and accretion on
       redeemable common stock                                       314,027        142,415
Preferred stock cumulative dividends
       and accretion on redeemable
       common stock                                                ( 348,292)     ( 274,556)
                                                                 -----------    -----------
Net loss applicable to common stockholders                         ( $34,265)    ( $132,141)
                                                                 -----------    -----------
Unaudited pro forma data (Note 4):

Net income per share                                                   $0.07          $0.03
                                                                 ===========    ===========

Weighted average number of common
       and common equivalent shares                                4,605,673      4,575,075
                                                                 ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             BRIGHT HORIZONS, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              Three months ended September 30,
                                                              --------------------------------
                                                                    1997            1996
                                                                 -----------    -----------
Cash flows from operating activities:
Net income                                                       $   314,027    $   142,415
 Adjustments to reconcile net income to net cash provided
  by operating activities, net of acquired amounts:
    Depreciation and amortization                                    555,996        519,335
    Loss on disposal of fixed assets                                  61,871         12,363
 Changes in assets and liabilities:
    Deferred income taxes                                         (   75,000)        97,000
    Accounts receivable, trade                                    (  298,000)       175,164
    Prepaid expenses and other current assets                     (  793,966)    (  688,832)
    Accounts payable and accrued expenses                          1,905,231      1,651,321
    Income taxes payable                                             156,566     (   87,856)
    Deferred revenue                                               1,553,781        125,096
    Accrued rent                                                  (   48,074)    (   32,548)
    Other current and long-term liabilities                           89,512          ( 564)
                                                                 -----------    -----------
         Total adjustments                                         3,107,917      1,770,479
                                                                 -----------    -----------
         Net cash provided by operating activities                 3,421,944      1,912,894
                                                                 -----------    -----------

Cash flows from investing activities:
 Additions to fixed assets, net of acquired amounts               (3,439,554)     ( 674,696)
 Proceeds from disposal of fixed assets                               43,016         26,231
 Increase in deferred charges                                     (   53,884)             -
 (Increase) decrease in other assets                                  78,272       ( 27,387)
 Payment for acquisition, net of acquired amounts                ( 1,539,407)             -
                                                                 -----------    -----------
         Net cash used in investing activities                   ( 4,911,557)   (   675,852)
                                                                 -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                             19,956          2,258
   Payments on line of credit                                              -    (   500,000)
   Principal payments of long-term debt and
     obligations under capital leases                            (   562,985)   (    64,217)
   Borrowing of long-term debt and capital leases                    520,300         82,516
                                                                 -----------    -----------
         Net cash used in financing activities                   (    22,729)   (   479,443)
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents             ( 1,512,342)       757,599
Cash and cash equivalents, beginning of period                     6,059,349      4,583,257
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $ 4,547,007     $5,340,856
                                                                 ===========    ===========


The company purchased a child care management company during the three months ended September 30, 1997. In connection with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired                              $  3,441,438
Cash paid                                                  (  1,539,407)
Redeemable common stock issued                             (    568,750)
                                                           ------------
Liabilities assumed, including notes payable               $  1,333,281
                                                           ============


The accompanying notes are an integral part of the consolidated financial statements.

                             BRIGHT HORIZONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  The Company and Basis of Presentation
--  -------------------------------------

The consolidated balance sheet as of September 30, 1997 and the consolidated statements of income and cash flows for the three month periods ended September 30, 1997 and 1996 have been prepared by the Company in accordance with the accounting policies described in its annual financial statements for the year ended June 30, 1997, included in the Company's Registration Statement on Form S-1, as amended (Registration Statement No. 333-14981), and should be read in conjunction with the notes thereto.

In the opinion of the management of Bright Horizons, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) which are necessary to present fairly its financial position as of September 30, 1997 and the results of its operations and cash flows for the three month periods ended September 30, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

2.  Initial Public Offering of Common Stock
--  ---------------------------------------

On November 13, 1997, the Company completed an initial public offering of 2,970,000 shares of its common stock, of which 1,350,000 shares were issued and sold by the Company and 1,620,000 of which were sold by the Selling Shareholders, at an offering price of $13.00 per share (the "Offering"). On November 24, 1997, Selling Shareholders sold an additional 445,500 shares to satisfy the underwriters' over allotment option. The Company received net proceeds of approximately $15.9 million (after deducting underwriting discounts and expenses). Approximately $4.0 million was used to repay outstanding debt. The Company intends to use the balance of the net proceeds for working capital and general corporate purposes, including the financing of potential acquisitions and new centers currently under development.

In connection with the Offering, all outstanding shares of the Company's Series A Mandatorily Redeemable Convertible Preferred Stock, Series B Mandatorily Redeemable Convertible Preferred Stock, and Series C Mandatorily Redeemable Convertible Preferred Stock (collectively, the "Convertible Preferred Stock") were converted into an aggregate of 3,100,512 shares of Common Stock, and outstanding warrants which otherwise would have expired upon the closing of the offering were converted into 303,924 shares of Common Stock. Redeemable Common Stock issued in connection with an acquisition (see Note 3) was also converted to Common Stock in connection with the Offering. The accompanying consolidated balance sheet does not reflect the preferred stock conversions, warrant exercises or redeemable common stock conversions.

Also in anticipation of the Offering, the Board of Directors authorized a 1-for-3 reverse stock split of the Company's common stock on October 8, 1997. Accordingly, all shares of common stock, common stock options and warrants, preferred stock conversion ratios and per share amounts included in the accompanying financial statements have been adjusted to give retroactive effect to the reverse split for all periods presented.

3.  Acquisition
--  -----------

On July 1, 1997, the Company acquired the business and substantially all the assets and liabilities of Pacific Preschools, Inc. d.b.a. The Learning Garden, a child care management company operating four child development centers in Seattle, Washington, for approximately $1.6 million in cash and 108,333 shares of redeemable common stock. The redemption feature of these shares terminated upon the completion of the Company's initial public offering (see Note 2). The purchase price has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition resulting in goodwill of approximately $2.7 million which is being amortized over 25 years. The acquisition was accounted for by the purchase method and, accordingly, the operating results of the acquired company have been included from the date of acquisition.

4.  Unaudited Pro Forma Net Income Per Share
--  ----------------------------------------

Pro forma net income per share is determined by dividing the net income before preferred stock dividends and accretion on redeemable common stock by the weighted average number of common and common equivalent shares outstanding during the period, assuming (1) the conversion of all convertible preferred stock, (2) the conversion of the redeemable common stock and (3) the exercise of warrants issued in connection with the Series C redeemable convertible preferred stock. Common stock equivalents (stock options and warrants) issued at prices below the offering price per share during the twelve months preceding the public offering of the Company's common stock have been included in the calculation of unaudited pro forma net income per share using the treasury stock method as if outstanding since the beginning of each period presented.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), has been issued and is effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the fourth quarter of its fiscal year ending June 30, 1998. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, convertible debt, options and warrants.

                             BRIGHT HORIZONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore, such statements are subject to certain risks and uncertainties which could cause actual results in the future to differ materially from those projected. See "Risk Factors" included in the Prospectus for the Company's initial public offering and incorporated herein by reference for a description of a number of risks and uncertainties which could affect actual results. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect certain events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW
Bright Horizons operates the largest number of corporate-sponsored child development centers in the United States, with 140 centers at September 30, 1997 providing care and education to more than 13,500 children and their families (150 centers at November 30, 1997). The Company partners with corporate sponsors to provide early childhood education, full and part-time child care, emergency backup care, before and after school care for school age children, summer camps, vacation and special event care, elementary school and other family support services. Bright Horizons serves many of the nation's leading corporations, including Allstate Insurance Company, Glaxo Wellcome, IBM (through the American Business Collaborative), Merck & Co., Inc., Motorola and Time Warner Inc., and operates multiple centers and services for 13 of its clients. The Company's historical revenue growth has been primarily due to the addition of new child development centers as well as increased enrollment at existing centers. The Company reports its operating results on a June 30 fiscal year-end basis.


                                                          First Quarter Ended
                                                          -------------------
                                                             September 30,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
Net revenues                                               100.0%     100.0%
Cost of services                                            86.1       87.3
                                                           -----      -----
     Gross profit                                           13.9       12.7
Selling, general and administrative                         11.1       10.4
Amortization of non-compete agreements                        .3         .7
                                                           -----      -----
     Income from operations                                  2.5        1.6
Interest expense, net                                         .3         .4
                                                           -----      -----
     Income before income taxes                              2.2        1.2
Income tax provision                                          .9         .5
                                                           -----      -----
     Net income                                              1.3%       0.7%
                                                           =====      =====

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased $4.5 million, or 22.6%, to $24.2 million for the three months ended September 30, 1997 from $19.7 million for the three months ended September 30, 1996. The growth in revenues is primarily attributable to the net addition of 11 child development centers since September 30, 1996, including four Learning Garden centers acquired July 1, 1997 which added $1.0 million in revenues. The remainder of the increase relates to increased revenues at the Company's existing center base and an average tuition increase of approximately 5%.

     Gross Profits. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs including depreciation, supplies and other expenses incurred at the center level. Gross profit increased $852,000, or 34.1%, to $3.3 million for the three months ended September 30, 1997 from $2.5 million for the three months ended September 30, 1996. As a percentage of net revenues, gross profit increased to 13.9% for the three months ended September 30, 1997 compared to 12.7% for the same period in 1996. The Company achieved higher average gross profit margins from its existing base of centers for the period ended September 30, 1997 than it achieved for the same three month period in 1996 due to the increased proportion of centers that have reached mature operating levels and, to a lesser extent, to greater use of summer programs in the quarter ending September 30, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and marketing and development expenses for new and existing centers. Selling, general and administrative expenses increased $619,000, or 30.2%, to $2.7 million for the three months ended September 30, 1997 from $2.1 million for the three months ended September 30, 1996. The increase in selling, general and administrative expense is primarily attributable to investments made during the last half of the Company's fiscal year ended June 30, 1997 in additional regional management and sales personnel to support future long-term growth, and, to a lesser extent, to incremental administrative costs associated with the increased number of centers in operation. As a percentage of net revenues, selling, general and administrative expenses increased to 11.1% for the three months ended September 30, 1997 from 10.4% for the three months ended September 30, 1996.

     Amortization of Non-Compete Agreements. Expenses associated with the amortization of non-compete agreements decreased $70,000, or 50%, to $70,000 for the three months ended September 30, 1997 from $140,000 from the three months ended September 30, 1996 due to the use of an accelerated method of amortization. The Company anticipates recording the remaining $210,000 in amortization expense associated with these non-compete agreements in fiscal 1998.

     Income from Operations. Income from operations increased $303,000 to $612,000, or 98.1%, for the three months ended September 30, 1997 from $309,000 for the three months ended September 30, 1996. Excluding amortization of non-compete agreements, operating income would have increased $233,000 or 51.9%, to $682,000 for the three months ended September 30, 1997 from $449,000 for the three months ended September 30, 1996.

     Interest Income (Expense), Net. Net interest expense increased $10,000 to $78,000 for the three months ended September 30, 1997, from $68,000 for the three months ended September 30, 1996, primarily due to slightly lower average investable cash balances in the quarter ended September 30, 1997 than in the same 1996 period.

     Income Taxes Benefit (Provision). The Company's effective income tax rate was 41.2% for the three months ended September 30, 1997 compared to 40.9% for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary source of liquidity has been cash flow from operations, supplemented by borrowing under its $5 million revolving line of credit with Fleet National Bank.

Cash provided from operations increased to $3.4 million for the three months ended September 30, 1997, from $1.9 million for the three months ended September 30, 1996. This increase was principally due to the $1.6 million increase in deferred revenue associated with fees paid in advance during the quarter ended September 30, 1997 for long term priority enrollment rights in certain centers and for parent tuition paid in advance, compared to an increase of $125,000 for such payments in the same quarter of 1996.

Cash used in investing activities increased to $4.9 million for the three months ended September 30, 1997, from $676,000 for the three months ended September 30, 1996. This increase relates to the cash payment of $1.5 million for the acquisition of the four Learning Garden centers on July 1, 1997 and to $3.4 million of fixed asset additions and leasehold improvements in new and existing centers. Of this $3.4 million, approximately $700,000 represents expenditures for new centers and to refurbish existing centers. The balance reflects the costs associated with the acquisition of land and construction of four centers which the Company owns and operates or will operate upon completion, and for which the related sponsors pay fees in advance for long-term priority enrollment rights in the center and for other guarantees. During the quarter ended September 30, 1997, the Company received $800,000 in such fee advances, which amounts are included in deferred revenue in the accompanying balance sheet and which are recognized as revenue over the rights period, typically ten years.

The Company anticipates spending an additional $2.3 million through June 30, 1998 to complete construction on these centers, of which one is currently operating, one is anticipated to open in the quarter ended December 31, 1997 and two are anticipated to open in the quarter ended March 31, 1998. In addition, the Company expects to receive additional priority enrollment and other guarantee fees totaling approximately $1.1 million from the related corporate sponsors through June 30, 1998.

Cash used in financing activities decreased to $23,000 for the three months ended September 30, 1997, from $479,000 for the three months ended September 30, 1996. During the three months ended September 30, 1997 the Company repaid debt and capital lease obligations totaling $563,000 and borrowed $520,000, $480,000 under the revolving line of credit to mortgage a center previously acquired by the Company. During the three months ended September 30, 1996 the Company repaid $500,000 under its bank line of credit.

The Company believes that funds provided by operations, borrowings available under the revolving line of credit and the net proceeds from the Offering will be adequate to meet planned operating and capital expenditure needs for at least the next 18 months. However, if the Company were to make any significant acquisitions or make significant investments in the purchase of facilities for new or existing centers for corporate sponsors, it may be necessary for the Company to obtain additional debt or equity financing.

Initial Public Offering
-----------------------

Pursuant to the Registration Statement on Form S-1, as amended, (Registration No. 333-14981) which was declared effective November 6, 1997, the Company completed an initial public offering of 2,970,000 shares of its common stock, of which 1,350,000 shares were issued and sold by the Company and 1,620,000 were sold by the Selling Stockholders, at an offering price of $13.00 per share (the "Offering"). On November 24, 1997, Selling Shareholders sold an additional 445,500 shares to satisfy the underwriters' overallotment option. The Company received total proceeds of approximately $17.7 million and incurred expenses of approximately $1.2 million for underwriting discounts and approximately $600,000 in other expenses associated with the Offering. Approximately $4.0 million of the net proceeds was used to repay oustanding debt in November 1997. The Company intends to use the balance of the net proceeds for working capital and general corporate purposes, including the financing of potential acquisitions and new centers currently under development. The managing underwriters for the transaction were BT Alex. Brown and EVEREN Securities, Inc.

                             BRIGHT HORIZONS, INC.

PART II - OTHER INFORMATION

     ITEM 1.   Legal Proceedings: None

     ITEM 2.   Changes in Securities: None

     ITEM 3.   Defaults Upon Senior Securities: None

     ITEM 4.   Submission of Matters to a Vote of Security Holders: None

     ITEM 5.   Other information: None

     ITEM 6.   Exhibits and Reports on Form 8-K: None

               a.  Exhibits:
                      Exhibit 27 (for SEC use only)

               b.  Reports on Form 8-K: None


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this second day of December 1997.

                                                 BRIGHT HORIZONS, INC.

                                      By: /s/  Elizabeth J. Boland
                                      --------------------------------------
                                      Elizabeth J. Boland
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)