Form 10-Q
period 1997-12-31
BRIGHT HORIZONS HOLDINGS INC
filed 1998-02-12
CIK 1025702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____

                        Commission File Number 000-23273
                                               ---------


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 5,555,114 shares of common stock, $.01 par value, at February 6, 1998.

                              BRIGHT HORIZONS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

         A.   Consolidated Balance Sheet at December 31, 1997
              (Unaudited) and June 30, 1997                                  3

         B.   Consolidated Statement of Income for the Three and
              Six Months ended December 31, 1997 and 1996
              (Unaudited)                                                    4

         C.   Consolidated Statement of Cash Flows for the Six Months
              ended December 31, 1997 and 1996 (Unaudited)                   5

         D.   Consolidated Statement of Stockholders' Equity
              (Deficit) for the Six Months ended December 31, 1997
              (Unaudited)                                                    6

         E.   Notes to Consolidated Financial Statements (Unaudited)         7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      11

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  16

ITEM 2.  Changes in Securities                                              16

ITEM 3.  Defaults Upon Senior Securities                                    16

ITEM 4.  Submission of Matters to a Vote of Security Holders                16

ITEM 5.  Other information                                                  16

ITEM 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                  16

                              BRIGHT HORIZONS, INC.
                           Consolidated Balance Sheet


                                                                                December 31, 1997        June 30, 1997
                                                                                -----------------        -------------
ASSETS                                                                                 (Unaudited)
Current assets:
         Cash and cash equivalents                                                   $ 13,035,424         $  6,059,349
         Accounts receivable, trade, net                                                3,193,801            2,766,997
         Prepaid and other current assets                                               2,121,569            1,253,008
         Deferred income taxes                                                          2,753,000            2,753,000
                                                                                     ------------         ------------
                  Total current assets                                                 21,103,794           12,832,354

Fixed assets, net                                                                      17,639,130           11,250,311
Deferred charges, net                                                                     333,141              315,227
Goodwill, net                                                                           4,182,756            1,321,611
Other intangible assets, net                                                              945,869            1,121,649
Other assets                                                                              484,042              386,476
Deferred income taxes                                                                   1,979,000            1,291,000
                                                                                     ------------         ------------
                  Total assets                                                       $ 46,667,732         $ 28,518,628
                                                                                     ============         ============

LIABILITIES, MANDATORILY REDEEMABLE
CONVERTIBLE PREFERRED STOCK AN
STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Current portion of long-term debt and obligations
           under capital leases                                                      $     80,172         $    834,481
         Accounts payable and accrued expenses                                          8,824,089            7,282,694
         Income taxes payable                                                             910,494               41,214
         Other current  liabilities                                                       425,195              490,344
         Deferred revenue                                                               4,673,477            4,096,336
                                                                                     ------------         ------------
                  Total current liabilities                                            14,913,427           12,745,069

Long-term debt and obligations under capital leases                                       703,185            3,440,132
Accrued rent                                                                            1,519,002            1,540,886
Other long-term liabilities                                                             1,204,754            1,005,880
Deferred revenue                                                                        2,473,075            1,241,666
                                                                                     ------------         ------------
                                                                                       20,813,443           19,973,633
                                                                                     ------------         ------------
Mandatorily redeemable convertible preferred stock, $.01 par value; 1,860,330 shares authorized, issued and outstanding at June 30, 1997, at issuance
  cost plus accumulated dividends of $8,830,679                                                 -           19,704,960
                                                                                     ------------         ------------

Stockholders' equity (deficit):
  Common stock, $.01 par value, 15,000,000 shares authorized, 5,531,186 and
     556,732 shares issued and outstanding at
     December 31, 1997 and June 30, 1997, respectively                                     55,311                5,567

Additional paid-in capital                                                             36,462,184               65,986
Accumulated deficit                                                                   (10,663,206)         (11,231,518)
                                                                                     ------------         ------------
         Total stockholders' equity (deficit)                                          25,854,289          (11,159,965)
                                                                                     ------------         ------------
                  Total liabilities and stockholders' equity                         $ 46,667,732         $ 28,518,628
                                                                                     ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                              BRIGHT HORIZONS, INC.
                  Consolidated Statement of Income (Unaudited)

                                                    Three months ended                        Six months ended
                                                        December 31,                             December 31,
                                                 1997                 1996                1997                  1996
                                                 ----                 ----                ----                  ----
Net revenues                                $ 25,571,991         $ 20,195,552         $ 49,740,048         $ 39,908,416
Cost of services                              21,671,706           17,530,516           42,490,437           34,745,558
                                            ------------         ------------         ------------         ------------

Gross profit                                   3,900,285            2,665,036            7,249,611            5,162,858

Selling, general and
 administrative expenses                       2,864,320            2,003,100            5,531,247            4,051,472
Amortization of non-compete
 agreements                                       70,000              140,001              140,001              280,002
                                            ------------         ------------         ------------         ------------
    Income from operations                       965,965              521,935            1,578,363              831,384

Interest income                                  114,605               10,249              123,047               40,053
Interest expense                                 (57,993)             (85,109)            (144,806)            (183,389)
                                            ------------         ------------         ------------         ------------
    Income before
       income taxes                            1,022,577              447,075            1,556,604              688,048

Income tax provision                            (420,000)            (182,853)            (640,000)            (281,411)
                                            ------------         ------------         ------------         ------------
Net income before
  preferred  dividends and
  accretion on redeemable
  common stock                                   602,577              264,222              916,604              406,637
Preferred stock cumulative
  dividends and accretion on
  redeemable common stock                             -              (274,557)            (348,292)            (549,113)
                                            ------------         ------------         ------------         ------------
Net income (loss) applicable
 to common stockholders                         $602,577             $(10,335)            $568,312            $(142,476)
                                                ========             ========             ========            =========
Pro forma data (Note 4):

Net income per share - basic                       $0.12                $0.07                $0.20                $0.10
                                                   =====                =====                =====                =====
Weighted average number of
  common shares                                4,960,000            3,959,000            4,520,000            3,958,000
                                               =========            =========            =========            =========

Net income per share - diluted                     $0.11                $0.06                $0.18                $0.09
                                                   =====                =====                =====                =====
Weighted average number of
  common and common
  equivalent shares                            5,485,000            4,511,000            5,047,000            4,510,000
                                               =========            =========            =========            =========





The accompanying notes are an integral part of the consolidated financial statements.

                             BRIGHT HORIZONS, INC.
               Consolidated Statement of Cash Flows (Unaudited)


                                                                        Six months ended December 31,
                                                                        -----------------------------
                                                                          1997                1996
                                                                          ----                ----
Cash flows from operating activities:
Net income                                                          $    916,604         $    406,637
  Adjustments to reconcile net income to net cash
  provided by operating activities, net of acquired amounts:
    Depreciation and amortization                                      1,144,136            1,070,418
    Loss on disposal of fixed assets                                      53,388                9,244
    Deferred income taxes                                               (600,000)              96,972
  Changes in assets and liabilities:
    Accounts receivable, trade                                          (415,512)             513,106
    Prepaid expenses and other current assets                           (628,395)            (670,722)
    Accounts payable and accrued expenses                                806,599            1,053,491
    Income taxes payable                                                 869,280              (83,193)
    Deferred revenue                                                   1,676,919              588,356
    Accrued rent                                                         (78,529)             (64,322)
    Other current and long-term liabilities                              133,725               (1,126)
                                                                    ------------         ------------
      Total adjustments                                                2,961,611            2,512,224
                                                                    ------------         ------------
         Net cash provided by operating activities                     3,878,215            2,918,861
                                                                    ------------         ------------

Cash flows from investing activities:
  Additions to fixed assets, net of acquired amounts                  (7,043,777)          (1,607,010)
  Proceeds from disposal of fixed assets                                 107,026               37,770
  Increase in deferred charges                                           (44,914)                  --
  Increase in other assets                                               (29,806)            (249,802)
  Payment for acquisition                                             (1,671,948)                  --
                                                                    ------------         ------------
         Net cash used in investing activities                        (8,683,419)          (1,819,042)
                                                                    ------------         ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              15,823,940                4,242
  Payments on line of credit                                                  --             (500,000)
  Principal payments of  long-term debt and
   obligations under capital leases                                   (4,584,392)            (123,534)
  Borrowing of long-term debt and capital leases                         541,731               82,516
                                                                    ------------         ------------
         Net cash provided by (used in) financing activities          11,781,279             (536,776)
                                                                    ------------         ------------

Net increase in cash and cash equivalents                              6,976,075              563,043
Cash and cash equivalents, beginning of period                         6,059,349            4,583,257
                                                                    ------------         ------------

Cash and cash equivalents, end of period                            $ 13,035,424         $  5,146,300
                                                                    ============         ============

The company purchased child care management companies during the six months ended December 31, 1997. In connection with these acquisitions, liabilities were assumed as follows:

Fair value of assets acquired                      $  3,691,438
Cash paid                                            (1,671,948)
Redeemable common stock issued                        ( 568,750)
                                                   ------------
Liabilities assumed, including notes payable       $  1,450,740
                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

                              BRIGHT HORIZONS, INC.
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)

                                               Common Stock                    Additional                               Total
                                        ----------------------------           Paid-In          Accumulated          Stockholders'
                                        Shares             Par Value           Capital            Deficit              Deficit
                                        ------             ---------           -------            -------              -------
Balance, June 30, 1997                 556,732        $      5,567        $     65,986        $ (11,231,518)        ($11,159,965)

Exercise of Stock Options              111,685               1,117              52,612                                    53,729

Exercise of Warrants                   303,924               3,039             165,612                                   168,651

Proceeds from Public
 Stock Offering                      1,350,000              13,500          15,588,060                                15,601,560

Redemption of Preferred
 Stock for Common Stock              3,100,512              31,005          19,948,063                                19,979,068

Expiration of Redemption
  Feature on Redeemable
  Common Stock                         108,333               1,083             641,851                                   642,934

Accretion of Mandatorily
  Redeemable Preferred
  Stock Dividends                                                                                  (274,108)            (274,108)

Accretion of Redeemable
  Common Stock                                                                                      (74,184)             (74,184)

Net Income                                                                                          916,604              916,604
                                  ------------        ------------        ------------        -------------         ------------

Balance, December 31, 1997           5,531,186        $     55,311        $ 36,462,184        $ (10,663,206)        $ 25,854,289
                                  ============        ============        ============        =============         ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                              BRIGHT HORIZONS, INC.
             Notes to Consolidated Financial Statements (Unaudited)

1.       The Company and Basis of Presentation
         -------------------------------------

         The consolidated balance sheet as of December 31, 1997, consolidated statement of income for the three months and six months ended December 31, 1997, the consolidated statements of changes in stockholders' equity (deficit) for the six months ended December 31, 1997 and the consolidated statement of cash flows for the six months ended December 31, 1997 and 1996 have been prepared by the Company in accordance with the accounting policies described in its annual financial statements for the year ended June 30, 1997, included in the Company's Registration Statement on Form S-1, as amended (Registration Statement No. 333-14981), and should be read in conjunction with the notes thereto.

         In the opinion of the management of Bright Horizons, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) which are necessary to present fairly its financial position as of December 31, 1997 and the results of its operations and cash flows for the three month and six month periods ended December 31, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

2.       Initial Public Offering of Common Stock
         ---------------------------------------

         On November 13, 1997, the Company completed an initial public offering of 2,970,000 shares of its common stock, of which 1,350,000 shares were issued and sold by the Company and 1,620,000 of which were sold by the Selling Shareholders, at an offering price of $13.00 per share (the "Offering"). On November 24, 1997, Selling Shareholders sold an additional 445,500 shares to satisfy the underwriters' over allotment option. The Company received net proceeds of approximately $15.6 million (after deducting underwriting discounts and expenses). Approximately $4.0 million was used to repay outstanding debt. The Company intends to use the balance of the net proceeds for working capital and general corporate purposes, including the financing of potential acquisitions and new centers currently under development.

         In connection with the Offering, all outstanding shares of the Company's Series A Mandatorily Redeemable Convertible Preferred Stock, Series B Mandatorily Redeemable Convertible Preferred Stock, and Series C Mandatorily Redeemable Convertible Preferred Stock (collectively, the "Convertible Preferred Stock") were converted into an aggregate of 3,100,512 shares of Common Stock, and outstanding warrants which otherwise would have expired upon the closing of the offering were converted into 303,924 shares of Common Stock. The mandatorily redeemable preferred stock was initially recorded at fair value. From the date of issuance to the date of the mandatory redemption for common stock, $9.1 million in accretion and dividends were recorded as charges to retained earnings and as increases to the carrying value of preferred stock. Upon the redemption of these securities for common stock, the carrying value of the preferred stock was recorded as a credit to common stock and paid-in capital. Redeemable Common Stock issued in connection with an acquisition (see Note 3) was also converted to Common Stock in connection with the Offering.

BRIGHT HORIZONS, INC.
Notes to Consolidated Financial Statements Unaudited

2.       Initial Public Offering of Common Stock (Continued)
         ---------------------------------------

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

3.       Acquisition
         -----------

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

4.       Unaudited Pro Forma Net Income Per Share
         ----------------------------------------

         The Company has adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128) for the quarter ended December 31, 1997. SFAS 128 replaces Accounting Principles Board Opinion No. 15 (APB 15), "Earnings Per Share" and requires the presentation of basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity using the treasury stock method. Prior period earnings per share have been restated in accordance with SFAS 128.

         Unaudited pro forma net income per share has been calculated in accordance with Securities and Exchange Commission rules for calculating net income per share in an initial public offering and subsequent to such an offering. Pro forma net income per share is determined by dividing net income before preferred stock dividends and accretion on redeemable common stock and assumes the conversion of all convertible preferred stock, redeemable common stock, and the exercise of warrants issued in connection with the Series C redeemable convertible preferred stock. Given the capital structure of the Company, historical earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying financial information.

                              BRIGHT HORIZONS, INC.
          Note 4. Unaudited Pro Forma Net Income Per Share (continued)
          -----------------------------------------------------------
                     (in thousands except per share amounts)


                                           December 31, 1997                                      December 31, 1996
                          ----------------------------------------------------  ----------------------------------------------------
                          For the Three Months Ended  For the Six Months Ended  For the Three Months Ended  For the Six Months Ended
                          --------------------------  ------------------------  --------------------------  ------------------------
                              Income     Shares        Income     Shares            Income     Shares        Income     Shares
                              ------     ------        ------     ------            ------     ------        ------     ------

Net Income                    $ 603                    $ 917                         $ 264                    $ 407

Preferred Stock Dividends     $   0                     (348)                        $(275)                   $(549)

Basic EPS:

Income available to common
 stockholders (a)             $ 603       4,960        $ 917       4,520             $ 264       3,959        $ 407       3,958

Net Income Per Share                $0.12                    $0.20                         $0.07                    $0.10

Effect of Dilutive Securities:

Employee Stock Options                      525                      527                           552                      552

Diluted EPS:

Income available to common
 stockholders (a)             $ 603       5,485        $ 917       5,047             $ 264       4,511        $ 407       4,510

Net Income Per Share                $0.11                    $0.18                         $0.06                    $0.09







(a) EPS calculations assume the conversion of convertible preferred stock and redeemable common stock; therefore, the income available to common stockholders excludes preferred stock dividends and accretion on redeemable common stock.

BRIGHT HORIZONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (Continued)

5.   Debt
     ----

     In December 1997, the Company increased its unsecured line of credit with a bank to $10,000,000. This line of credit bears interest at either (i) the bank's prime rate, or (ii) LIBOR plus a spread based on the Company's funded debt levels, as defined. The line of credit expires on October 31, 1999. The agreement requires the Company to comply with certain covenants which include, among other things, the maintenance of specific financial ratios.

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

OVERVIEW

     Bright Horizons is the nations's largest provider of early education and family support services for the corporate market, operating 150 child development centers at December 31, 1997 (154 centers at January 31, 1998). The Company serves more than 14,000 children and their families in 29 states and the District of Columbia. The Company partners with corporate sponsors to provide early childhood education, full and part-time child care, emergency backup care, before and after school care for school age children, summer camps, vacation and special event care, elementary school and other family support services. Bright Horizons serves many of the nation's leading corporations, including Allstate Insurance Company, Glaxo Wellcome, IBM (through the American Business Collaborative), Merck & Co., Inc., Motorola and Time Warner Inc., and operates multiple centers and services for 13 of its clients. The Company's historical revenue growth has been primarily due to the addition of new child development centers as well as increased enrollment at existing centers. The Company reports its operating results on a June 30 fiscal year-end basis.


                                             Second Quarter Ended               Six Months Ended
                                             --------------------               ----------------
                                                 December 31,                     December 31,
                                             --------------------               ----------------
                                             1997            1996               1997        1996
                                             ----            ----               ----        ----
Net revenues                                  100.0%      100.0%               100.0%      100.0%
Cost of services                               84.7        86.8                 85.4        87.1
                                              -----       -----                -----       -----
     Gross profit                              15.3        13.2                 14.6        12.9
Selling, general and administrative            11.2         9.9                 11.1        10.1
Amortization of non-compete agreements           .3          .7                   .3          .7
                                              -----       -----                -----       -----
     Income from operations                     3.8         2.6                  3.2         2.1
Interest income (expense), net                   .2         (.4)                 (.1)        (.4)
                                              -----       -----                -----       -----
     Income before income taxes                 4.0         2.2                  3.1         1.7
Income tax provision                            1.6          .9                  1.3          .7
                                              -----       -----                -----       -----
     Net income                                 2.4%        1.3%                 1.8%        1.0%
                                              =====       =====                =====       =====


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 1997 Compared to the Three and Six
--------------------------------------------------------------------------
Months Ended December 31, 1996
------------------------------

     Net Revenues. Net revenues increased $5.4 million, or 26.6%, to $25.6 million for the three months ended December 31, 1997 from $20.2 million for the three months ended December 31, 1996. Net revenues increased $9.8 million, or 24.6%, to $49.7 million for the six months ended December 31, 1997 from $39.9 million for the six months ended December 31, 1996. The growth in revenues is primarily attributable to the net addition of 20 child development centers since December 31, 1996 and rate increases at our existing centers of approximately 3% to 4%.

     Gross Profits. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs including depreciation, supplies and other expenses incurred at the center level. Gross profit increased $1.2 million, or 46.4% to $3.9 million for the three months ended December 31, 1997 from $2.7 million for the three months ended December 31, 1996. As a percentage of net revenues gross profit increased to 15.3% for the three months ended December 31, 1997 compared to 13.2 % for the same period in 1996. Gross profit increased $2.1 million, or 40.4% to $7.3 million for the six months ended December 31, 1997 from $5.2 million for the six months ended December 31, 1996. As a percentage of net revenues gross profit increased to 14.6% for the six months ended December 31, 1997 compared to 12.9 % for the same period in 1996.

     The Company achieved higher average gross profit margins from its existing base of centers for the three and six month periods ended December 31, 1997 than it achieved for the same periods in 1996 due to the increased proportion of centers that have reached mature operating levels and the rapid enrollment at newer centers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and marketing and development expenses for new and existing centers. Selling, general and administrative expenses increased $861,000, or 43.0% to $2.9 million for the three months ended December 31, 1997 from $2.0 million for the three months ended December 31, 1996. As a percentage of net revenues, selling, general and administrative expenses increased to 11.2% for the three months ended December 31, 1997 from 9.9% for the three months ended December 31, 1996. Selling, general and administrative expenses increased $1.5 million, or 36.5% to $5.5 million for the six months ended December 31, 1997 from $4.1 million for the six months ended December 31, 1996. As a percentage of net revenues, selling, general and administrative expenses increased to 11.1% for the six months ended December 31, 1997 from 10.1% for the six months ended December 31, 1996.

     The increase in selling and general administrative expenses during the first half of this fiscal year is primarily attributable to investments made in additional regional management and sales personnel to support future long term growth, the incremental costs of operating as a publicly traded company and, to a lesser extent, incremental administrative costs associated with the increased number of centers in operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three and Six Months Ended December 31, 1997 Compared to the Three and Six
--------------------------------------------------------------------------
Months Ended December 31, 1996 (Continued)
------------------------------

     Amortization of Non-Compete Agreements. Expenses associated with the amortization of non-compete agreements decreased 50.0% to $70,000 for the three months ended December 31, 1997 from $140,000 for the three months ended December 31, 1996, and to $140,000 for the six months ended December 31, 1997 from $280,000 for the six months ended December 31, 1996. The decrease is due to the use of an accelerated method of amortization. The Company anticipates recording the remaining balance of $140,000 in amortization expense associated with these non-compete agreements in the second half of fiscal 1998.

     Income from Operations. Income from operations increased 85.1% or $444,000, to $966,000 for the three months ended December 31, 1997 from $522,000 for the three months ended December 31, 1996. Excluding the amortization of non-compete agreements, operating income would have totaled $1.0 million, an increase of $374,000, or 56.6% for the three months ended December 31, 1997 from $662,000
for the three months ended December 31, 1996.   Income from operations increased
89.8% or $747,000, to $1.6 million for the six months ended December 31, 1997 from $831,000 for the six months ended December 31, 1996. Excluding the amortization of non-compete agreements, operating income would have totaled $1.7 million, an increase of $607,000 or 54.6% for the six months ended December 31, 1997 from $1.1 million for the six months ended December 31, 1996.

     Interest Income (Expense), Net. Net interest income of $57,000 for the three months ended December 31, 1997 increased $132,000 from $75,000 of net interest expense for the three months ended December 31, 1996. Net interest expense of $22,000 for the six months ended December 31, 1997 decreased $121,000 from $143,000 for the six months ended December 31, 1996. The increase in interest income and decrease in interest expense is attributable to the investment of the proceeds received from the initial public offering which closed on November 7, 1997 and the repayment of approximately $4.0 million of debt with the proceeds from the stock offering.

     Income Taxes Benefit (Provision). The company's effective income tax rate was 41.1% for the three months and six months ended December 31, 1997 compared to 40.9% for the three months and six months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary source of liquidity has been cash flow from operations, supplemented by borrowing under its $10 million revolving line of credit with Fleet National Bank.

     Cash provided from operations increased to $3.9 million for the six months ended December 31, 1997, from $2.9 million for the six months ended December 31, 1996. This increase was principally due to the $1.7 million increase in deferred revenue associated with (i) fees paid in advance during the six months ended December 31, 1997 for long term priority

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

enrollment rights in certain centers and (ii) for parent tuition paid in advance. Such advances increased $600,000 in the same period of 1996.

     Cash used in investing activities increased to $8.7 million for the six months ended December 31, 1997, from $1.8 million for the six months ended December 31, 1996. This increase relates to the cash payment of $1.6 million for the acquisition of the four Learning Garden centers on July 1, 1997 and to $7.0 million of fixed asset additions and leasehold improvements in new and existing centers. Of this $7.0 million, approximately $2.2 million represents expenditures for new centers and to refurbish existing centers. The remaining balance of $4.8 million relates to the costs associated with the acquisition of land and construction of four centers which the Company owns and operates or will operate upon completion, and for which the related sponsors pay fees in advance for long-term priority enrollment rights in the center and for other guarantees. During the six months ended December 31, 1997, the Company received $1.6 million in such fee advances, which amounts are included in deferred revenue in the accompanying balance sheet and which are recognized as revenue over the rights period, typically ten years.

     The Company anticipates spending an additional $300,000 through June 30, 1998 to complete construction on these centers, of which two are currently operating and two have opened subsequent to December 31, 1997. The Company expects to receive additional priority enrollment and other guarantee fees totaling approximately $300,000 from the related corporate sponsors through June 30, 1998.

     Cash provided by (used in) financing activities increased to $11.8 million for the six months ended December 31, 1997, from $(537,000) for the six months ended December 31, 1996. During the six months ended December 31, 1997, the Company received $15.6 million in net proceeds from the Offering, repaid debt and capital lease obligations totaling $4.6 million and borrowed $542,000 to mortgage a center previously acquired by the Company. During the six months ended December 31, 1996 the Company repaid $500,000 under its bank line of credit.

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

INITIAL PUBLIC OFFERING

     Pursuant to the Registration Statement on Form S-1, as amended, (Registration No. 333-14981) which was declared effective November 6, 1997, the Company completed an initial public offering of 2,970,000 shares of its common stock, of which 1,350,000 shares were issued and sold by the Company and 1,620,000 were sold by the Selling Stockholders, at an offering price of $13.00 per share (the "Offering"). On November 24, 1997, Selling Shareholders sold an additional 445,500 shares to satisfy the underwriters' overallotment option. The Company received total proceeds of approximately $17.7 million and incurred expenses of approximately $1.2 million for underwriting discounts and approximately $720,000 in other expenses associated with the Offering. The Company intends to use the balance of the net proceeds for

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

working capital and general corporate purposes, including the financing of potential acquisitions and new centers currently under development. The managing underwriters for the transaction were BT Alex. Brown and EVEREN Securities, Inc.

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

                             BRIGHT HORIZONS, INC.

                             By:      /s/ Elizabeth J. Boland
                                ------------------------------------------------
                                     Elizabeth J. Boland
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)