Form 10-Q
period 1998-03-31
BRIGHT HORIZONS HOLDINGS INC
filed 1998-05-08
CIK 1025702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 5,604,654 shares of common stock, $.01 par value, at April 30, 1998.

                             BRIGHT HORIZONS, INC.
                                   FORM 10-Q
                                     INDEX

                                                                         Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

         A.   Consolidated Balance Sheet at March 31, 1998
              (Unaudited) and June 30, 1997                               3

         B.   Consolidated Statement of Income for the Three and
              Nine Months ended March 31, 1998 and 1997
              (Unaudited)                                                 4

         C.   Consolidated Statement of Cash Flows for the Nine
              Months ended March 31, 1998 and 1997 (Unaudited)            5

         D.   Consolidated Statement of Stockholders' Equity
              (Deficit) for the Nine Months ended March 31, 1998
              (Unaudited)                                                 6

         E.   Notes to Consolidated Financial Statements                  7
              (Unaudited)

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   11

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               16

ITEM 2.  Changes in Securities                                           16

ITEM 3.  Defaults Upon Senior Securities                                 16

ITEM 4.  Submission of Matters to a Vote of Security                     16
         Holders

ITEM 5.  Other information                                               16

ITEM 6.  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                               16

                             BRIGHT HORIZONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                        MARCH 31, 1998     JUNE 30, 1997
                                                        --------------     -------------
ASSETS                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                              $15,414,076        $  6,059,349
  Accounts receivable, trade, net                          3,409,884           2,766,997
  Prepaid and other current assets                         1,637,769           1,253,008
  Deferred income taxes                                    2,753,000           2,753,000
                                                         -----------        ------------
    Total current assets                                  23,214,729          12,832,354

Fixed assets, net                                         20,273,065          11,250,311
Deferred charges, net                                        366,308             315,227
Goodwill, net                                              4,136,847           1,321,611
Other intangible assets, net                                 850,401           1,121,649
Other assets                                                 648,365             386,476
Deferred income taxes                                      1,979,000           1,291,000
                                                         -----------        ------------
    Total assets                                         $51,468,715        $ 28,518,628
                                                         ===========        ============

LIABILITIES, MANDATORILY REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt and
   obligations under capital leases                      $    80,172        $    834,481
  Accounts payable and accrued expenses                   10,858,749           7,282,694
  Income taxes payable                                     1,138,581              41,214
  Other current  liabilities                                 425,195             490,344
  Deferred revenue                                         5,942,458           4,096,336
                                                         -----------        ------------
    Total current liabilities                             18,445,155          12,745,069

Long-term debt and obligations under capital leases          681,948           3,440,132
Accrued rent                                               1,607,111           1,540,886
Other long-term liabilities                                1,349,821           1,005,880
Deferred revenue                                           2,619,344           1,241,666
                                                         -----------        ------------
                                                          24,703,379          19,973,633
                                                         -----------        ------------
Mandatorily redeemable convertible preferred stock,
 $.01 par value; 1,860,330 shares authorized, issued

 and outstanding at June 30, 1997, at issuance
 cost plus accumulated dividends of $8,830,679                     -          19,704,960
                                                         -----------        ------------
Stockholders' equity (deficit):
 Common stock, $.01 par value, 15,000,000 shares
 authorized, 5,600,738 (unaudited) and 556,732 shares issued and outstanding at March 31, 1998 and June 30, 1997,
 respectively                                                 56,007               5,567
Additional paid-in capital                                36,511,956              65,986
Accumulated deficit                                       (9,802,627)        (11,231,518)
                                                         -----------        ------------
  Total stockholders' equity (deficit)                    26,765,336         (11,159,965)
                                                         -----------        ------------
    Total liabilities, mandatorily redeemable
    convertible preferred stock and
    stockholders' equity                                 $51,468,715        $ 28,518,628
                                                         ===========        ============

The accompanying notes are an integral part of the consolidated financial statements.

                             BRIGHT HORIZONS, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                   Three months ended                 Nine months ended
                                        March 31,                         March 31,
                                   1998          1997                 1998          1997
                               ------------  ------------         ------------  ------------
Net revenues                   $27,619,840   $21,856,754          $77,359,888   $61,765,170
Cost of services                23,229,043    18,287,289           65,719,480    53,032,847
                               -----------   -----------          -----------   -----------

Gross profit                     4,390,797     3,569,465           11,640,408     8,732,323

Selling, general and
 administrative expenses         2,973,417     2,377,555            8,504,664     6,429,027
Amortization of non-compete
 agreements                         70,001       140,001              210,002       420,003
                               -----------   -----------          -----------   -----------
  Income from operations         1,347,379     1,051,909            2,925,742     1,883,293

Interest income                    130,862        16,136              253,909        56,189
Interest expense                   (22,662)      (98,511)            (167,468)     (281,900)
                               -----------   -----------          -----------   -----------
  Income before
   income taxes                  1,455,579       969,534            3,012,183     1,657,582

Income tax provision              (595,000)     (396,539)          (1,235,000)     (677,950)
                               -----------   -----------          -----------   -----------
Net income before
 preferred  dividends and
 accretion on redeemable
 common stock                      860,579       572,995            1,777,183       979,632
Preferred stock cumulative
 dividends and accretion on
 redeemable common stock                 -      (274,557)            (348,292)     (823,670)
                               -----------   -----------          -----------   -----------
Net income applicable
 to common stockholders        $   860,579   $   298,438          $ 1,428,891   $   155,962
                               ===========   ===========          ===========   ===========
Net income per share-basic           $0.15         $0.54                $0.45   $      0.28
                               ===========   ===========          ===========   ===========
Weighted average number of
 common shares                   5,564,000       556,000            3,196,000       554,000
                                ==========   ===========          ===========   ===========
Net income per share - diluted       $0.14         $0.13                $0.34   $      0.23
                                ==========   ===========          ===========   ===========
Weighted average number of
 common and common
 equivalent shares               6,119,000     4,316,000            5,293,000     4,314,000
                                ==========   ===========          ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             BRIGHT HORIZONS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                         Nine months ended March 31,
                                                                      ---------------------------------
                                                                          1998                 1997
                                                                      ------------          -----------
Cash flows from operating activities:
Net income                                                            $  1,777,183          $   979,632
 Adjustments to reconcile net income to net cash
 provided by operating activities, net of acquired amounts:
  Depreciation and amortization                                          1,818,778            1,593,420
  Loss on disposal of fixed assets                                          53,347                8,642
  Deferred income taxes                                                   (600,000)              96,972
 Changes in assets and liabilities:
  Accounts receivable, trade                                              (631,595)             313,151
  Prepaid expenses and other current assets                               (144,595)          (1,273,690)
  Accounts payable and accrued expenses                                  2,841,259            2,532,002
  Income taxes payable                                                   1,097,367               14,827
  Deferred revenue                                                       3,092,169            1,402,812
  Accrued rent                                                               9,580             (104,603)
  Other current and long-term liabilities                                  278,792               (1,689)
                                                                      ------------          -----------
   Total adjustments                                                     7,815,102            4,581,844
                                                                      ------------          -----------
    Net cash provided by operating activities                            9,592,285            5,561,476
                                                                      ------------          -----------
Cash flows from investing activities:
 Additions to fixed assets, net of acquired amounts                    (10,241,520)          (2,801,413)
 Proceeds from disposal of fixed assets                                    148,401               39,800
 Increase in deferred charges                                              (88,871)                   -
 Increase in other assets                                                 (194,129)            (254,258)
 Payment for acquisition                                                (1,671,948)                   -
                                                                      ------------          -----------
  Net cash used in investing activities                                (12,048,067)          (3,015,871)
                                                                      ------------          -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                 15,874,408                5,713
 Payments on line of credit                                                      -             (500,000)
 Principal payments of  long-term debt and
  obligations under capital leases                                      (4,605,630)            (331,983)
 Borrowings of long-term debt                                              541,731               82,516
                                                                      ------------          -----------
  Net cash provided by (used in) financing activities                   11,810,509             (743,754)
                                                                      ------------          -----------
Net increase in cash and cash equivalents                                9,354,727            1,801,851
Cash and cash equivalents, beginning of period                           6,059,349            4,583,257
                                                                      ------------          -----------

Cash and cash equivalents, end of period                              $ 15,414,076          $ 6,385,108
                                                                      ============          ===========

The company purchased child care management companies during the nine months ended March 31, 1998. In connection with these acquisitions, liabilities were assumed as follows:

Fair value of assets acquired                                         $  3,691,438
Cash paid                                                               (1,671,948)
Redeemable common stock issued                                            (568,750)
                                                                      ------------
Liabilities assumed, including notes payable                          $  1,450,740
                                                                      ============

The accompanying notes are an integral part of the consolidated financial statements.

                             BRIGHT HORIZONS, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                 Common Stock        Additional                     Total
                             ---------------------    Paid-In     Accumulated    Stockholders'
                              Shares    Par Value     Capital       Deficit     Equity (Deficit)
                             ---------  ----------  -----------  -------------  ----------------
Balance, June 30, 1997         556,732  $    5,567  $    65,986  ($11,231,518)     ($11,159,965)

Exercise of Stock Options      181,237       1,813      102,384                         104,197

Exercise of Warrants           303,924       3,039      165,612                         168,651

Proceeds from Public
 Stock Offering              1,350,000      13,500   15,588,060                      15,601,560

Redemption of Preferred
 Stock for Common Stock      3,100,512      31,005   19,948,063                      19,979,068

Expiration of Redemption
 Feature on Redeemable
 Common Stock                  108,333       1,083      641,851                         642,934

Accretion of Mandatorily
 Redeemable Preferred
 Stock Dividends                                                     (274,108)         (274,108)

Accretion of Redeemable
 Common Stock                                                         (74,184)          (74,184)

Net Income                                                          1,777,183         1,777,183
                             ---------  ----------  -----------  -------------  ----------------
Balance, March 31, 1998      5,600,738  $   56,007  $36,511,956   ($9,802,627)    $  26,765,336
                             =========  ==========  ===========  =============  ================

The accompanying notes are an integral part of the consolidated financial statements.

                             BRIGHT HORIZONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   The Company and Basis of Presentation
     -------------------------------------

     The consolidated balance sheet as of March 31, 1998, consolidated statement of income for the three months and nine months ended March 31, 1998 and 1997, the consolidated statements of changes in stockholders' equity (deficit) for the nine months ended March 31, 1998 and the consolidated statement of cash flows for the nine months ended March 31, 1998 and 1997 have been prepared by the Company in accordance with the accounting policies described in its annual financial statements for the year ended June 30, 1997, included in the Company's Registration Statement on Form S-1, as amended (Registration Statement No. 333-14981), and should be read in conjunction with the notes thereto.

     In the opinion of the management of Bright Horizons, Inc. (the "Company" or "Bright Horizons"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) which are necessary to present fairly its financial position as of March 31, 1998 and the results of its operations and cash flows for the three month and nine month periods ended March 31, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

                             BRIGHT HORIZONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

2.   Initial Public Offering of Common Stock (Continued)
     ---------------------------------------

     Also in anticipation of the Offering, the Board of Directors authorized a 1-for-3 reverse stock split of the Company's common stock. Accordingly, all shares of common stock, common stock options and warrants, preferred stock conversion ratios and per share amounts included in the accompanying financial statements have been adjusted to give retroactive effect to the reverse split for all periods presented.

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

4.   Net Income Per Share
     --------------------

     The Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128) for the quarter ended December 31, 1997. SFAS 128 replaces Accounting Principles Board Opinion No. 15 (APB
15), "Earnings Per Share" and requires the presentation of basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity using the treasury stock method.

     In February 1998, the Securities and Exchange Commission released Staff Accounting Bulletin No. 98 (SAB 98) which sets forth additional guidance concerning the calculation of earnings per share prior to and immediately following an initial public offering. During the quarter ended March 31, 1998, the Company adopted the provisions of SAB 98 which resulted in a restatement of earnings per share for prior year and current year to date earnings per share data. Earnings per share data presented for the three and nine months ended March 31, 1998 and 1997 have been calculated in accordance with SFAS 128 and SAB 98.

                             BRIGHT HORIZONS, INC.
         Note 4.  Unaudited Pro Forma Net Income Per Share (continued)
         -------------------------------------------------------------
                    (in thousands except per share amounts)

                                                                      March 31, 1998                               March 31, 1997
                                                         ----------------------------------------                -------------------

                            For the Three Months Ended For the Nine Months Ended For the Three Months Ended For the Nine Month Ended

                            -------------------------- ------------------------- -------------------------- ------------------------

                               Income         Shares      Income        Shares      Income        Shares      Income         Shares
                            ------------  ------------ ------------  ----------- -----------  ------------- -----------  -----------

Net Income                    $ 861                       $1,777                    $  573                    $  980

Preferred Stock Dividends     $   0                         (348)                   $ (275)                   $ (824)

BASIC EPS:

Income available to common
 stockholders                 $ 861          5,564        $1,429        3,196       $  298           556       $ 156         554

Net Income Per Share                  $0.15                      $0.45                       $0.54                   $0.28

EFFECT OF DILUTIVE SECURITIES:

Convertible Preferred Stock                      -                      1,542                      3,107                   3,107



Employee Stock Options                         555                        555                        653                     653

DILUTED EPS:

Net Income before preferred
dividends and accretion on
redeemable stock              $ 861          6,119        $1,777        5,293       $ 573          4,316       $ 980       4,314

Net Income Per Share                  $0.14                      $0.34                       $0.13                   $0.23


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


6.   Subsequent Events
     -----------------

     On April 26, 1998, the Company and CorporateFamily Solutions, Inc., a Tennessee corporation ("CorporateFamily"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). In accordance with the terms of the Merger Agreement, Bright Horizons and CorporateFamily will form Bright Horizons Family Solutions, Inc. a Delaware corporation ("BHFS"). Each issued and outstanding share of common stock of Bright Horizons will be converted into the right to receive 1.15022 shares of common stock of BHFS ("BHFS Common Stock") and each issued and outstanding share of common stock of CorporateFamily will be converted into the right to receive one share of BHFS Common Stock. Each outstanding option of Bright Horizons and CorporateFamily will be converted into an option to purchase shares of BHFS Common Stock at the same conversion ratios referenced above. The Merger Agreement also provides for the payment of a break-up fee equal to $4.0 million under certain circumstances. Concurrently with the execution of the Merger Agreement, Bright Horizons and CorporateFamily entered into reciprocal Stock Option Agreements, granting each other the right to purchase ten percent (10%) of the issued and outstanding shares of Common Stock of the other entity upon the occurrence of certain events.

     The Company expects to complete the merger, subject to regulatory review and shareholder approval, by August 1998. The transaction will be accounted for as a pooling of interests and tax free reorganization.

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

RECENT DEVELOPMENTS

     On April 26, 1998, the Company and CorporateFamily Solutions, Inc., a Tennessee corporation ("CorporateFamily"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). In accordance with the terms of the Merger Agreement, Bright Horizons and CorporateFamily will form Bright Horizons Family Solutions, Inc. a Delaware corporation ("BHFS"). Each issued and outstanding share of common stock of Bright Horizons will be converted into the right to receive 1.15022 shares of common stock of BHFS ("BHFS Common Stock") and each issued and outstanding share of common stock of CorporateFamily will be converted into the right to receive one share of BHFS Common Stock. Each outstanding option of Bright Horizons and CorporateFamily will be converted into an option to purchase shares of BHFS Common Stock at the same conversion ratios referenced above. The Merger Agreement also provides for the payment of a break-up fee equal to $4.0 million under certain circumstances. Concurrently with the execution of the Merger Agreement, Bright Horizons and CorporateFamily entered into reciprocal Stock Option Agreements, granting each other the right to purchase ten percent (10%) of the issued and outstanding shares of Common Stock of the other entity upon the occurrence of certain events.

     The Company expects to complete the merger, subject to regulatory review and shareholder approval, by August 1998. The transaction will be accounted for as a pooling of interests and tax free reorganization.

OVERVIEW

     Bright Horizons is the nations's largest provider of early education and family support services for the corporate market, operating 155 child development centers at March 31, 1998. The Company serves more than 14,000 children and their families in 29 states and the District of Columbia. The Company partners with corporate sponsors to provide early childhood education, full and part-time child care, emergency backup care, before and after school care for school age children, summer camps, vacation care, elementary school and other family support services. Bright Horizons serves many of the nation's leading corporations, including Allstate Insurance Company, Bayer Pharmaceutical, Glaxo Wellcome, IBM (through the American Business Collaborative), Merck & Co., Inc., Motorola and Time Warner Inc., and operates multiple centers

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


and services for 13 of its clients. The Company's historical revenue growth has been primarily due to the addition of new child development centers as well as increased enrollment at existing centers. The Company reports its operating results on a June 30 fiscal year-end basis.

                                           Third Quarter Ended    Nine Months Ended
                                          ---------------------  -------------------
                                                March 31,             March 31,
                                          ---------------------  -------------------
                                             1998       1997      1998       1997
                                          ----------  ---------  -------  ----------
Net revenues                               100.0%      100.0%     100.0%   100.0%
Cost of services                            84.1        83.7       84.9     85.9
                                          ----------  ---------  -------  ----------
     Gross profit                           15.9        16.3       15.1     14.1
Selling, general and administrative         10.8        10.9       11.0     10.4
Amortization of non-compete agreements        .2          .6         .3       .6
                                          ----------  ---------  -------  ----------
     Income from operations                  4.9         4.8        3.8      3.1
Interest income (expense), net                .4         (.4)        .1      (.4)
                                          ----------  ---------  -------  ----------
     Income before income taxes              5.3         4.4        3.9      2.7
Income tax provision                         2.2         1.8        1.6      1.1
                                          ----------  ---------  -------  ----------
     Net income                              3.1%        2.6%       2.3%     1.6%
                                          ==========  =========  =======  =========



RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 1998 Compared to the Three and Nine Months
--------------------------------------------------------------------------------
Ended March 31, 1997
--------------------

     Net Revenues. Net revenues increased $5.8 million, or 26.4%, to $27.6 million for the three months ended March 31, 1998 from $21.8 million for the three months ended March 31, 1997. Net revenues increased $15.6 million, or 25.2%, to $77.4 million for the nine months ended March 31, 1998 from $61.8 million for the nine months ended March 31, 1997. The growth in revenues is primarily attributable to the net addition of 21 child development centers since March 31, 1997 and tuition increases at our existing centers of approximately 3% to 4%.

     Gross Profits. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs including depreciation, supplies and other expenses incurred at the center level. Gross profit increased $821,000, or 23.0% to $4.4 million for the three months ended March 31, 1998 from $3.6 million for the three months ended March 31, 1997. As a percentage of net revenues gross profit decreased to 15.9% for the three months ended March 31, 1998 compared to 16.3% for the same period in 1997. Gross profit increased $2.9 million, or 33.3% to $11.6 million for the nine months ended March 31, 1998 from

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three and Nine Months Ended March 31, 1998 Compared to the Three and Nine Months
--------------------------------------------------------------------------------
Ended March 31, 1997 (Continued)
--------------------

$8.7 million for the nine months ended March 31, 1997. As a percentage of net revenues gross profit increased to 15.1% for the nine months ended March 31, 1998 compared to 14.1% for the same period in 1997.

     The Company showed a modest decline in average gross profit margins for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 as a result of higher depreciation associated with renovations at a number of our older centers. Overall, the Company achieved higher average gross profit margins for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997 due to the increased proportion of centers that have reached mature operating levels as well as rapid enrollment at new centers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and marketing and development expenses for new and existing centers. Selling, general and administrative expenses increased $596,000, or 25.1% to $3.0 million for the three months ended March 31, 1998 from $2.4 million for the three months ended March 31, 1997. As a percentage of net revenues, selling, general and administrative expenses decreased to 10.8% for the three months ended March 31, 1998 from 10.9% for the same 1997 period. Selling, general and administrative expenses increased $2.1 million, or 32.3% to $8.5 million for the nine months ended March 31, 1998 from $6.4 million for the nine months ended March 31, 1997. As a percentage of net revenues, selling, general and administrative expenses increased to 11.0% for the nine months ended March 31, 1998 from 10.4% for the nine months ended March 31, 1997.

     The increase in selling and general administrative expenses during the first nine months of this fiscal year is primarily attributable to investments made in additional regional management and sales personnel to support future long term growth, the incremental costs of operating as a publicly traded company and, to a lesser extent, incremental administrative costs associated with the increased number of centers in operation.

     Amortization of Non-Compete Agreements. Expenses associated with the amortization of non-compete agreements decreased 50.0% to $70,000 for the three months ended March 31, 1998 from $140,000 for the three months ended March 31, 1997, and to $210,000 for the nine months ended March 31, 1998 from $420,000 for the nine months ended March 31, 1997. The decrease is due to the use of an accelerated method of amortization. The Company will record the remaining balance of $70,000 in amortization expense associated with these non-compete agreements in the last quarter of fiscal 1998.

     Income from Operations. Income from operations increased 28.1% or $295,000, to $1.3 million for the three months ended March 31, 1998 from $1.0 million for the three months ended March 31, 1997. Excluding the amortization of non-compete agreements, operating income would have totaled $1.4 million, an increase of $225,000, or 18.9% for the three months ended March 31, 1998 from $1.2 for the three months ended March 31, 1997. Income from operations increased 55.4% or $1.0 million, to $2.9 million for the nine months ended March 31, 1998 from

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three and Nine Months Ended March 31, 1998 Compared to the Three and Nine Months
--------------------------------------------------------------------------------
Ended March 31, 1997 (Continued)
--------------------

$1.9 million for the nine months ended March 31, 1997. Excluding the amortization of non-compete agreements, operating income would have totaled $3.1 million, an increase of $832,000 or 36.1% for the nine months ended March 31, 1998 from $2.3 million for the nine months ended March 31, 1997.

     Interest Income (Expense), Net. Net interest income of $108,000 for the three months ended March 31, 1998 increased $190,000 from $82,000 of net interest expense for the three months ended March 31, 1997. Net interest income of $86,000 for the nine months ended March 31, 1998 increased $312,000 from $226,000 of net interest expense for the nine months ended March 31, 1997. The increase in interest income and decrease in interest expense is attributable to the investment of the proceeds received from the initial public offering which closed on November 7, 1997 and the repayment of approximately $4.0 million of debt with the proceeds from the stock offering.

     Income Taxes Benefit (Provision). The company's effective income tax rate was approximately 41% for the three months and nine months ended March 31, 1998 and March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary source of liquidity has been proceeds from the initial public offering and cash flow from operations, supplemented by borrowing under its $10 million revolving line of credit with Fleet National Bank.

     Cash provided from operations increased to $9.6 million for the nine months ended March 31, 1998, from $5.6 million for the nine months ended March 31, 1997. This increase was principally due to the $3.1 million increase in deferred revenue associated with (i) fees paid in advance during the nine months ended March 31, 1998 for long term priority enrollment rights in certain centers and
(ii) for parent tuition paid in advance. Such advances increased $1.4 million in the same period of fiscal 1997.

     Cash used in investing activities increased to $12.0 million for the nine months ended March 31, 1998, from $3.0 million for the nine months ended March 31, 1997. This increase relates to the cash payment of $1.7 million for the acquisition of the four Learning Garden centers on July 1, 1997 and to $10.2 million of fixed asset additions and leasehold improvements in new and existing centers. Of this $10.2 million, approximately $4.1 million represents expenditures for new centers and to refurbish existing centers. The remaining balance of $6.1 million relates to the costs associated with the acquisition of land and construction of four centers which the Company owns and operates, and for which the related sponsors pay fees either in advance or during the contract period for long-term priority enrollment rights in the center and for other guarantees.

     Cash provided by (used in) financing activities increased to $11.8 million for the nine months ended March 31, 1998, from $(744,000) for the nine months ended March 31, 1997. During the nine months ended March 31, 1998, the Company received $15.6 million in net

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


proceeds from the Initial Public Offering, repaid debt and capital lease obligations totaling $4.6 million and borrowed $542,000 to mortgage a center previously acquired by the Company. During the nine months ended March 31, 1997 the Company repaid $500,000 under its bank line of credit.

     The Company believes that funds provided by operations, borrowings available under the revolving line of credit and the net proceeds from the Initial Public Offering will be adequate to meet planned operating and capital expenditure needs for at least the next 18 months. However, if the Company were to make any significant acquisitions or make significant investments in the purchase of facilities for new or existing centers for corporate sponsors, it may be necessary for the Company to obtain additional debt or equity financing.

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

    ITEM 3.    Defaults Upon Senior Securities: None

    ITEM 4.    Submission of Matters to a Vote of Security Holders: None

    ITEM 5.    Other information: None

    ITEM 6.    Exhibits and Reports on Form 8-K:

               a.  Exhibits:
                     Exhibit 27 (for SEC use only)

               b. The Company filed a Current Report on Form 8-K on April 29, 1998 relating to the execution of the agreement and plan of merger between Bright Horizons, Inc. and Corporate Family Solutions, Inc. on April 26, 1998.


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this eighth day of May, 1998.

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