Form 10-Q/A
period 1998-03-31
BRIGHT HORIZONS INC
filed 1998-06-01
CIK 1025702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                             BRIGHT HORIZONS, INC.
                                   FORM 10-Q/A
                                     INDEX

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

                             BRIGHT HORIZONS, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                   Three months ended                 Nine months ended
                                        March 31,                         March 31,
                                   1998          1997                 1998          1997
                               ------------  ------------         ------------  ------------
Net revenues                   $27,619,840   $21,856,754          $77,359,888   $61,765,170
Cost of services                23,229,043    18,287,289           65,719,480    53,032,847
                               -----------   -----------          -----------   -----------

Gross profit                     4,390,797     3,569,465           11,640,408     8,732,323

Selling, general and
 administrative expenses         2,973,417     2,377,555            8,504,664     6,429,027
Amortization of non-compete
 agreements                         70,001       140,001              210,002       420,003
                               -----------   -----------          -----------   -----------
  Income from operations         1,347,379     1,051,909            2,925,742     1,883,293

Interest income                    130,862        16,136              253,909        56,189
Interest expense                   (22,662)      (98,511)            (167,468)     (281,900)
                               -----------   -----------          -----------   -----------
  Income before
   income taxes                  1,455,579       969,534            3,012,183     1,657,582

Income tax provision              (595,000)     (396,539)          (1,235,000)     (677,950)
                               -----------   -----------          -----------   -----------
Net income before
 preferred  dividends and
 accretion on redeemable
 common stock                      860,579       572,995            1,777,183       979,632
Preferred stock cumulative
 dividends and accretion on
 redeemable common stock                 -      (274,557)            (348,292)     (823,670)
                               -----------   -----------          -----------   -----------
Net income applicable
 to common stockholders        $   860,579   $   298,438          $ 1,428,891   $   155,962
                               ===========   ===========          ===========   ===========
Net income per share-basic           $0.15         $0.54                $0.45   $      0.28
                               ===========   ===========          ===========   ===========
Weighted average number of
 common shares                   5,564,000       556,000            3,196,000       554,000
                                ==========   ===========          ===========   ===========
Net income per share - diluted       $0.14         $0.13                $0.34   $      0.13
                                ==========   ===========          ===========   ===========
Weighted average number of
 common and common
 equivalent shares               6,119,000     4,316,000            5,293,000     1,207,000
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

                             BRIGHT HORIZONS, INC.
         Note 4.  Unaudited Pro Forma Net Income Per Share (continued)
         -------------------------------------------------------------
                    (in thousands except per share amounts)

                                                 March 31, 1998                                    March 31, 1997
                                   ----------------------------------------           ---------------------------------------

                            For the Three Months Ended For the Nine Months Ended For the Three Months Ended For the Nine Month Ended

                            -------------------------- ------------------------- -------------------------- ------------------------

                               Income         Shares      Income        Shares      Income        Shares      Income         Shares
                            ------------  ------------ ------------  ----------- -----------  ------------- -----------  -----------

Net Income                    $ 861                       $1,777                    $  573                    $  980

Preferred Stock Dividends     $   0                         (348)                   $ (275)                   $ (824)

BASIC EPS:

Income available to common
 stockholders                 $ 861          5,564        $1,429        3,196       $  298           556       $ 156         554

Net Income Per Share                  $0.15                      $0.45                       $0.54                   $0.28

EFFECT OF DILUTIVE SECURITIES:

Convertible Preferred Stock                      -                      1,542                      3,107                      -



Employee Stock Options                         555                        555                        653                     653

DILUTED EPS:

Net Income before preferred
dividends and accretion on
redeemable stock              $ 861          6,119        $1,777        5,293       $ 573          4,316       $ 156       1,207

Net Income Per Share                  $0.14                      $0.34                       $0.13                   $0.13


* The conversion of preferred stock was not assumed for the nine months ended 3/31/97, as the effect would have been anti-dilutive.

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


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this first day of June, 1998.

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